Form 10-Q
period 2015-09-30
Yanhuang International Development Company, Inc.
filed 2015-11-25
CIK 1648104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-205947

Yanhuang International Development Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4368050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1722 Nan Huan Lu, Bin Jiang District, Hangzhou, Zhejiang Province, China	310052
(Address of principal executive offices)	(Zip Code)

N/A

(Former name if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 25, 2015: 40,000,000 shares of common stock.

YANHUANG INTERNATIONAL DEVELOPMENT COMPANY, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Yanhuang international development company, INC.

BALANCE SHEETS

(Unaudited)

	As of September 30, 2015	As of June 30, 2015
ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$9,500	$1,389

Total Current Liabilities	9,500	1,389

TOTAL LIABILITIES	9,500	1,389

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2015 and June 30, 2015; respectively)	-	-

Common stock ($.0001 par value, 1,000,000,000 shares authorized, 40,000,000 shares issued and outstanding as of September 30, 2015 and June 30, 2015; respectively)	4,000	4,000
Additional Paid in Capital	1,399	-
Accumulated Deficit	(14,899)	(5,389)

Total Stockholders’ Deficit	(9,500)	(1,389)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements

yanhuang international development company, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30, 2015
Revenues	$—
Total Revenues	—
General & Administrative Expenses

General and Administrative Expenses	9,510
Total Operating Expenses	$9,510
Net Loss	$(9,510)
Basic and Diluted Net Loss Per Share	$(0.00)
Weighted average number of common shares outstanding, Basic and Diluted	40,000,000

See Accompanying Notes to Unaudited Financial Statements

yanhuang international development company, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(9,510)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	1,399
Changes in current assets and liabilities:
Accrued expenses	$8,111
Net cash provided by (used in) operating activities	-

Beginning Cash Balance	-
Increase/(Decrease) in Cash	-
Ending Cash Balance	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

yanhuang international develoipemnt company, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Yanhuang International Development Company, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on June 22, 2015. The Company is a start-up stage company that plans to sell tea and tea related products.

Note 2 - Significant Accounting Policies

Basis of presentation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of the results for the full fiscal year ending June 30, 2016.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has no current revenue sources. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTIONS

During the three month period ended September 30, 2015 a consultant to and authorized representative for the company, Michael Shiu, contributed additional paid in capital in the amount of $1,399 to fund operating expenses.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of Yanhuang International Development Company, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

Yanhuang International Development Company (referred to as simply "Yanhuang" hereafter) is a start-up stage company incorporated in Delaware with the intention to operate in the tea industry. Yanhuang is committed to procurement, logistics and distribution of high quality tea in China, the United States, and internationally. Rather than focus on providing tea in one market, Yanhuang intends to pursue the sale of tea products in the global marketplace through internal growth, industry leading development of high quality products, strategic marketing plans and possibly acquiring an existing target company or business currently operating in the tea industry in China and/or in the United States.

Yanhuang plans to become a rapidly growing specialty retailer that will offer an assortment of tea products produced by Hangzhou Yanhuang Co., Ltd. (referred to as simply "Hangzhou" hereafter). Our wares will include, but will not strictly be limited to, premium loose-leaf teas, authentic artisanal tea-wares and other tea-related merchandise. Hangzhou is a research, production and processing company located in Eastern China with a reputation for high quality tea products. Part of our management team controls Hangzhou, and by utilizing the core components that have been proven effective through the success of Hangzhou, we intend to expand and develop our business throughout China and internationally into a well-recognized and respected company. Our pending strategic partnership with Hangzhou puts us in a unique and favorable position in the tea industry. The ability to partner with a successful business at this early stage of development will give us a significant early advantage and strategically.

Due to the fact that our future success hinges upon Hangzhou to such a large extent, it is important to take a look at exactly what success Hangzhou has achieved thus far and how they will benefit our company. Hangzhou is a tea research and promotion company based in Hangzhou, Zhejiang Province China. It was founded in 2007 by Mr. Ke Yi Cai as a way to promote the Chinese culture through the tea drinking and related activities. Over the years, Hangzhou focused mainly on new product development, tea culture promotion, and related activities to gain and attract a larger client base of tea drinkers.

Recently Hangzhou has completed a large portion of the preparatory work necessary for the next stage of market promotion and sales in China. Specifically, in its desire to expand to the USA and International markets, Hangzhou has developed a line of promising tea products and has plans to brand them for different segment of tea consumers. Currently, Hangzhou has a sales force of about 30 personnel in China with a goal to attain a revenue of $12 million in 2015. Hangzhou has developed an assorted line of green tea products aimed toward tea loving consumers. There are a total of ten brands of tea made from naturally grown tea leaves in the Hangzhou, Zhejiang Province which is known for the high quality and excellent flavor of their tea. All of their brands made from tea leaves from in Hangzhou and have an attractive following of tea drinkers and we are certain that their current success and future plans will greatly aid us and allow for greater profitability moving forward.

In order to quickly and efficiently gain a substantial market share Yanhuang intends to utilize and leverage our expertise in the tea marketing and distribution business. Our primary initial focus will be on building a brand and developing the company. In order to meet the demand for our products that we intend to create it is imperative that our company develop at a rate to keep pace. We have knowledge of, and plan to strictly follow, food safety laws in order to ensure that our products are created both ethically and legally in full accordance with any and all regulations that pertain to our business.

In collaboration with Hangzhou, Yanhuang expects to obtain high quality tea products which will then be offered for sale to the substantial tea market that exists worldwide. Tea is a refreshing beverage that contains no sodium, fat, carbonation, or sugar. It is virtually calorie-free. Tea helps maintain proper fluid balance and may contribute to overall good health. Millions of people enjoy drinking tea every day, and our goal is to reach as many of those individuals as possible. As a result of the pending agreement between Hangzhou and Yanhuang the two companies will have a close working relationship in which Hangzhou will provide us with the tea products and then Yanhuang will sell and distribute these products in China and internationally.

The many health benefits of drinking tea are becoming widely known, and in a fact sheet published by Tea Usa, the following has been discovered: “Tea is an all-natural and environmentally sound product from a renewable source. The tea plant is naturally resistant to most insects; oxidation of the tea leaf is a natural process; and, many tea packers use recycled paper for packaging. Tea contains flavonoids, naturally occurring compounds that are believed to have antioxidant properties. Tea flavonoids often provide bioactive compounds that help to neutralize free radicals, which scientists believe, over time, damage elements in the body, such as genetic material and lipids, and contribute to chronic disease.” Through promotion of our tea products as a healthy, as well as good tasting, alternative to other drinks we hope to develop a substantial market share and garner the business of health conscious individuals worldwide.

Yanhuang is firmly committed to promoting tea as the beverage of choice, and through our marketing efforts we hope to appeal to the growing percentage of the population who prefer healthier alternatives over typical soft serve beverages which provide few of the nutritional benefits of teas. We believe that the time is right to develop a tea business and capture the attention, and business, created by the growing demand for beverages that appeal to health conscious individuals. Tea is a healthy alternative to the majority of the alternatives on the market today, and we believe that everyone can become more productive and enjoy life to the fullest when they are feeling healthy. That belief is what will push our marketing efforts, and with the assured supply of tea products from Hangzhou, Yanhuang expects to capture a large portion of the market interested in tea products.

RESULTS OF OPERATIONS

For the three months ended September 30, 2015

We had no revenue in the three month period ending September 30, 2015. Our operating expenses were $9,510 for the three months ended September 30, 2015. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net losses equaled our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of September 30, 2015.

As of September 30, 2015 we had no cash and no assets. We had current liabilities of $9,500.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

There have been no material changes to the risk factors contained in our Form S-1 for the year ended June 30, 2015.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2015 the Company issued 20,000,000 shares of restricted common stock to Ke Yi Cai for services rendered to the Company and as founder shares. His services included developing the Company’s (Yanhuang International Development Company’s) business plan. Ke Yi Cai did not pay any monies for the shares issued. The value of shares is $2,000 based on the par value of $.0001 per share of common stock.

On June 30, 2015 the Company issued 20,000,000 shares of restricted common stock to Yue Kan for services rendered to the Company and as founder shares. His services included developing the Company’s (Yanhuang International Development Company’s) business plan. Yue Kan did not pay any monies for the shares issued. The value of shares is $2,000 based on the par value of $.0001 per share of common stock.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 31, 2015 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on July 30, 2015 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yanhuang International Development Company, Inc.

Dated: November 25, 2015

By:	/s/ Ke Yi Cai
Ke Yi Cai, Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors