Form 10-Q
period 2015-12-31
Yanhuang International Development Company, Inc.
filed 2016-02-01
CIK 1648104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2015

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

[ ]Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 1, 2016: 40,000,000 shares of common stock.

YANHUANG INTERNATIONAL DEVELOPMENT COMPANY, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Yanhuang international development company, INC.

BALANCE SHEETS

(Unaudited)

	As of December 31,	As of June 30,
	2015	2015
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued Expenses	3,250	1,389
Total Liabilities	3,250	1,389

STOCKHOLDERS' DEFICIT:
Preferred stock ( $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2015 and June 30, 2015; respectively)	-	-

Common stock ($.0001 par value, 1,000,000,000 shares authorized, 40,000,000 shares issued and outstanding as of December 31, 2015 and June 30, 2015; respectively)	4,000	4,000

Additional Paid in Capital	9,849	-

Accumulated Deficit	(17,099)	(5,389)
Total Stockholders' Deficit	(3,250)	(1,389)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements

yanhuang international development company, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31, 2015	For the six months ended December 31, 2015

Operating Expenses

Selling, general and administrative	$2,200	$11,710
Total Operating Expenses	2,200	11,710

Net loss	$(2,200)	$(11,710)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	40,000,000	40,000,000

See Accompanying Notes to Unaudited Financial Statements

yanhuang international development company, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,710)
Adjustments to reconcile Net loss to net cash used in operating activities:

Expenses contributed to capital	9,849

Changes in current assets and liabilities:
Accrued expenses	1,861
Net cash used in operating activities	-

Net Change in Cash	$-
Cash at beginning of period:	$-
Cash at end of period:	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

yanhuang international develoipemnt company, INC.

NOTES TO FINANCIAL STATEMENTS

For the period December 31, 2015

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

The results of operations for the six month period ended December 31, 2015 are not necessarily indicative of the results for the full fiscal year ending June 30, 2016.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has no current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTIONS

During the six month period ended December 31, 2015 a consultant to and authorized representative for the company, Michael Shiu, contributed additional paid in capital in the amount of $9,849 to fund operating expenses.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2015

We had no revenue in the three month period ending December 31, 2015. Our operating expenses were $2,200 for the three months ended December 31, 2015. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net losses equaled our operating expenses.

For the six months ended December 31, 2015

We had no revenue in the six month period ending December 31, 2015. Our operating expenses were $11,710 for the six months ended December 31, 2015. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net losses equaled our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of December 31, 2015.

As of December 31, 2015 we had no cash and no assets. We had current liabilities of $3,250.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2015 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on July 30, 2015 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yanhuang International Development Company, Inc.

Dated: February 1, 2016

By:	/s/ Ke Yi Cai
Ke Yi Cai, Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors